Form 10-K
period 2005-12-31
Origen Manufactured Housing Contract Trust Collateralized Notes, Series 2005-A
filed 2006-03-31
CIK 1326819

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                Commission File Nos. 333-117573 and 333-117573-02

                       ORIGEN RESIDENTIAL SECURITIES, INC.
 (As depositor under a Trust Agreement, dated as of May 1, 2005, providing for, inter alia, the issuance of Origen Manufactured Housing Contract Trust
                      Collateralized Notes, Series 2005-A)
             (Exact name of registrant as specified in its charter)

       DELAWARE                                                20-1370314
State of Incorporation                                  I.R.S. Employer I.D. No.

                         27777 FRANKLIN ROAD, SUITE 1700
                           SOUTHFIELD, MICHIGAN 48034
                                 (248) 746-7000
          (Address of principal executive offices and telephone number)

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      NONE

     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                 Yes     No  X
                                     ---    ---

     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                 Yes     No  X
                                     ---    ---

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No
                                     ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                 Not applicable.

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer       Accelerated filer       Non-accelerated filer  X
                        ---                     ---                         ---

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                 Yes     No  X
                                     ---    ---

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

                                 Not applicable.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                 Not applicable.

     Documents Incorporated by Reference: See Item 15.

                                     PART I

ITEM 1. BUSINESS

Omitted.

ITEM 1A. RISK FACTORS

Omitted.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Not applicable.

ITEM 3. LEGAL PROCEEDINGS

     The registrant knows of no material pending legal proceedings involving the trust that issued the securities to which this annual report relates.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     To the best knowledge of the registrant, no established public trading market for the Notes exists.

     Records provided to the trust by the Depository Trust Company and the Trustee indicate that as of December 31, 2005, there were 24 holders of record of Notes.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENFICIAL ONWERS AND MANAGEMENT

Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a) The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

          31.1 Certification of Officer of Servicer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

          99.3 Certification Provided by the Administrator

          99.4 Certification With Respect to Minimum Servicing Standards

          99.5 Report of Independent Registered Public Accounting Firm

          99.6 Annual Summary Statement

          99.7 Officer's Certificate Regarding Annual Statement Of Compliance

     (b) The following Current Reports on Form 8-K were filed by the registrant, regarding the issuer, during the year ending December 31, 2005.

 Date of Form 8-K      Items Reported
-----------------   -------------------
   May 3, 2005      Items 8.01 and 9.01
   May 23, 2005     Items 8.01 and 9.01
December 20, 2005   Items 8.01 and 9.01
December 20, 2005   Items 8.01 and 9.01
December 20, 2005   Items 8.01 and 9.01
December 20, 2005   Items 8.01 and 9.01
December 20, 2005   Items 8.01 and 9.01
December 20, 2005   Items 8.01 and 9.01
December 20, 2005   Items 8.01 and 9.01

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2006

                                        ORIGEN RESIDENTIAL SECURITIES, INC.

                                        By: Origen Servicing, Inc., Servicer of
                                            the Trust, as Attorney-in-Fact


                                        By: /s/ W. Anderson Geater, Jr.
                                            ------------------------------------
                                            W. Anderson Geater, Jr.,
                                            Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT                                                                              FILED
 NUMBER                                 DESCRIPTION                                HEREWITH
-------                                 -----------                                --------
1.1       The Underwriting Agreement, dated as of May 9, 2005, among the
          Registrant, Origen Securitization Company, LLC, Origen Financial
          L.L.C. and Citigroup Global Markets Inc. (Filed as part of the registrants Current Report on Form 8-K dated May 23, 2005)*

4.1       The Indenture, dated as of May 1, 2005, among Origen Manufactured
          Housing Contract Trust 2005-A, as issuer, and JPMorgan Chase Bank,
          N.A., as indenture trustee. (Filed as part of the registrants Current
          Report on Form 8-K dated May 23, 2005)*

4.2 The Trust Agreement, dated as of May 1, 2005, among the Registrant as depositor, Wilmington Trust Company, as owner trustee, and JPMorgan
          Chase Bank, N.A., as certificate registrar and certificate paying agent. (Filed as part of the registrants Current Report on Form 8-K dated May 23, 2005)*

31.1      Certification of Officer of Servicer, pursuant to Section 302(a) of
          the Sarbanes-Oxley Act of 2002                                               X

99.1      The Asset Purchase Agreement dated as of May 1, 2005, among Origen
          Securitization Company, LLC, as seller, Origen Financial L.L.C., as originator, and the Registrant as purchaser. (Filed as part of the registrants Current Report on Form 8-K dated May 23, 2005)*

99.2      The Servicing Agreement, dated as of May 1, 2005, among Origen
          Financial L.L.C., as servicer, Origen Servicing, Inc., as subservicer,
          Vanderbilt Mortgage and Finance, Inc., as backup servicer, JPMorgan
          Chase Bank, as indenture trustee, and Origen Manufactured Housing
          Contract Trust 2005-A, as issuer (Filed as part of the registrants
          Current Report on Form 8-K dated May 23, 2005)*

99.3      Certification Provided by the Administrator                                  X

99.4      Certification With Respect to Minimum Servicing Standards                    X

99.5      Report of Independent Registered Accounting Firm                             X

99.6      Annual Summary Statement                                                     X

99.7      Officer's Certificate Regarding Annual Statement Of Compliance               X

*    Incorporated by reference